Form 10-K
period 2004-12-31
CREDIT SUISSE FIRST BOSTON MORTGAGE SEC CORP SERIES 2004-1
filed 2005-03-30
CIK 1281728

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

      [X] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange   Act  of  1934  for the  fiscal year ended December 31, 2004

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number 333-107055-19

               CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3320910
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

11 Madison Ave.
New York, New York                                             10010
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212)325-2000


                    HOME EQUITY MORTGAGE TRUST SERIES 2004-1
          HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-1
            (Title of each class of securities covered by this Form)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No [X]

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

     The Registrant is not aware of any material legal proceeding with respect to, the Registrant, the Servicers, or the Trustee, in each case if applicable, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock. There is currently no established secondary market for the Certificates. As of December 31, 2004, the Trust had 34 holders of Certificates.

Item 6.  Selected Financial Data.

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

    Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

    Annual Independent Accountants' Servicing Report with Management Assertion, filed as Exhibit 99.1 hereto.

    Annual Servicer's Statement as to Compliance, filed as Exhibit 99.2, hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

HOME EQUITY MORTGAGE TRUST SERIES 2004-1
HOME EQUITY MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2004-1
-------------------------------------------------------------


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By: /s/  Andrew Kimura
-----------------------------
Name:   Andrew Kimura

Title:  President

Company:CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.

Date:   March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

31.1    Rule 13a-14(a)/15d-14(a) Certification

99.1 Annual Independent Accountant's Servicing Report with Management Assertion

        a) Wilshire Credit Corporation, as Servicer and Back-Up Servicer
        b) Ocwen Federal Bank, FSB, as Servicer

99.2    Annual Servicer's Statement as to Compliance

        a) Wilshire Credit Corporation, as Servicer and Back-Up Servicer
        b) Ocwen Federal Bank, FSB, as Servicer

                                  EXHIBIT 31.1
                 Annual Rule 13a-14(a)/15d-14(a) Certification


I, Andrew Kimura, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp., Home Equity Mortgage Trust 2004-1, Home Equity Mortgage Pass-Through Certificates, Series 2004-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing or similar agreement that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: each Servicer and the Trustee.

By: /s/  Andrew Kimura
-----------------------------
Name:   Andrew Kimura

Title:  President

Company:CREDIT SUISSE FIRST BOSTON MORTGAGE SECURITIES CORP.

Date:   March 30, 2005

                                  EXHIBIT 99.1

                Annual Independent Accountants' Servicing Report
                            with Management Assertion
                                  -------------

Deloitte & Touche LLP
Suite 3900
111 SW Fifth Avenue
Portland, OR  97204-3642
USA
Tel: +1 503 222 1341
Fax: +1 503 224 2172
www.deloitte.com


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Wilshire Credit Corporation

We have examined management's assertion that Wilshire Credit Corporation, a wholly-owned subsidiary of Merrill Lynch Mortgage Capital Inc., a division of Merrill Lynch & Co., New York, NY (the "Company") has complied as of and for the year-ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management's Assertion on Minimum Servicing Standards, dated February 28, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standands.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

By:  /s/ Deloitte & Touche LLP
--------------------------

February 28, 2005

                                                                       Wilshire

                            MANAGEMENT'S ASSERTION ON
                           MINIMUM SERVICING STANDARDS


As of and for the year ended December 31, 2004, Wilshire Credit Corporation has complied, in all material respects, with Wilshire Credit Corporation's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, Wilshire Credit Corporation had in effect an errors and omission policy in the amount of $5,000,000 from January 1, 2004 through April 30, 2004 and $25,000,000 from May 1, 2004 through December 31, 2004, and a fidelity bond in the amount of $20,000,000 from January 1, 2004 through April 30, 2004 and fidelity bonds in the total amount of $265,000,000 from May 1, 2004 through December 31, 2004.



By:  /s/ Jay Memmott
-------------------------------------------------
Jay Memmott, President and Chief Executive Officer
Wilshire Credit Corporation
February 28, 2005

By:  /s/ Russell Campbell
-------------------------------------------------
Russell Campbell,  Chief Financial Officer
Wilshire Credit Corporation
February 28, 2005

By:  /s/ Ken Frye
-------------------------------------------------
Ken Frye, Senior Vice President
Wilshire Credit Corporation
February 28, 2005

                                                                     APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I.   Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .  be mathematically accurate;

      .  be prepared within forty-five (45) calendar days after the cutoff date;

      . be reviewed and approved by someone other than the person who prepared the reconciliation; and

      . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3.   Each  custodial   account  shall  be  maintained  at  a  federally  insured
     depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2.   Disbursements  made on behalf of a mortgagor  or  investor  shall be posted
     within  two  business  days  to  the  mortgagor's  or  investor's   records
     maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6.   Unused checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

     Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

     A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

PRICEWATERHOUSECOOPERS
                                                Pricewaterhousecoopers LLP
                                                222 Lakeview Avenue
                                                Suite 360
                                                West Palm Beach, FL 33401
                                                Telephone (561) 832-0038
                                                Facsimile (561) 805-8181


          INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANT'S REPORT


To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to adjustable rate mortgages described in the fifth paragraph, Ocwen Federal Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to account reconciliations and adjustable rate mortgages applicable to the Bank during the year ended December 31, 2004. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
March 29, 2005

                                     OCWEN

                  MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


March 11, 2005


As of and for the year ended December 31, 2004, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

..    Standard:  Reconciliations  shall be  prepared  on a monthly  basis for all
     custodial  bank  accounts  and  related  bank  clearing   accounts.   These
     reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2004 were not cleared with 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. All significant reconciling items have been isolated and reviewed by the Bank, and the Bank believes these items will not have a material impact on the status of any custodial accounts.

..    Standard:  Adjustments  on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by the Bank have odd due dates (i.e., due dates other than the first day of the month). The mortgage notes or ARM riders for some of the odd due date loans establish a look-back date for the applicable index at a certain number of days prior to each Change Date, for example, 45 days prior to the effective Change Date. The Bank determines the look-back date by using a 30-day month when subtracting the actual number of look-back days stated in the Mortgage Note or ARM rider from the effective Change Date. Some months that have more or less than 30 days may therefore have a miscalculated look-back date, resulting in the index rate being used on an incorrect date, but generally no more than a two-business day difference. This has resulted in some minor differences in the calculated monthly payment amount, which could be either higher or lower, depending on the movement in interest rates.

Management has implemented a corrective action plan to revise the internal procedures for processing these types of ARM adjustments, which includes adjusting the borrower accounts where necessary. The Bank believes that these differences did not have a material impact on any mortgagor or investor.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.



By: /s/ Ronald M. Faris
------------------------
Ronald M. Faris
President


By: /s/ Scott W. Anderson
-------------------------
Scott W. Anderson
Senior Vice President of Residential Assets


By: /s/ Brian J. LaForest
--------------------------
Brian J. LaForest
Director of Investor Reporting


By: /s/ Paul E. Neff
--------------------
Paul E. Neff
Director of Servicing Operations

                                  EXHIBIT 99.2
                   Annual Servicer's Statement as to Compliance


Wilshire Credit Corporation
Payments
P.O. Box 30040, Los Angeles, CA 90030-0040
or P.O. Box 650314, Dallas, TX  75265-0314
Correspondence
P.O. Box 8517, Portland, OR  97207-8517
Phone
(503) 952-7947
(888) 502-0100
Fax
(503) 952-7476
Web Site
www.wfsg.com


March 15, 2005

DLJ Mortgage Capital, Inc.
Eleven Madison Avenue, 4th Floor
New York, NY  10010
Attn: Bruce Kaiserman

                    Annual Servicing Officer's Certification

I, Heidi Peterson, certify to the Owner and its officers, directors and affiliates, and with the knowledge and intent that they will rely upon this certification, that:

I am responsible for reviewing the activities performed by the Servicer under the Agreement as per Exhibit A attached hereto, and based upon my knowledge and the review required under the Agreement, and except as disclosed in writing to you on or prior to the date of this certification either in the accountants' report required under the related Agreement or in disclosure a copy of which is attached hereto, the Servicer has, for the period covered by the related Form 10-K Annual Report, fulfilled its obligations under each Agreement.

                             WILSHIRE CREDIT CORPORATION

                             By:  /s/ Heidi Peterson
                             --------------------------------------
                             Name:   Heidi Peterson
                             Title:  Vice President, Investor Relations

Exhibit A

(Wilshire Pool 299, HEMT 2004-1) Pooling and Servicing Agreement dated as of February 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Ocwen Federal Bank, FSB, Servicer, Wilshire Credit Corporation, Servicer and Back-up Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-1

(Wilshire Pool 322, HEMT 2004-2) Pooling and Servicing Agreement dated as of April 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-2

(Wilshire Pool 335, HEMT 2004-3) Pooling and Servicing Agreement dated as of June 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, Option One Mortgage Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-3

(Wilshire Pool 342, FFMLT 2004-FFB) Pooling and Servicing Agreement dated as of July 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for FFMLT 2004-FFB

(Wilshire Pool 351, HEMT 2004-4) Pooling and Servicing Agreement dated as of August 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-4

(Wilshire Pool 361, HEMT 2004-5) Pooling and Servicing Agreement dated as of October 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-5

(Wilshire Pool 370, HEMT 2004-6) Pooling and Servicing Agreement dated as of December 1, 2004, between Credit Suisse First Boston Mortgage Securities Corp., Depositor, DLJ Mortgage Capital, Inc., Seller, Wilshire Credit Corporation, Servicer, and JP Morgan Chase Bank, Trustee, for HEMT Trust Series 2004-6

                             OCWEN FEDERAL BANK FSB
              Compliance Certification Year ended December 31, 2005
                                CSFB HEMT 2004-1


The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending on December 31, 2004 and of the performance of the Servicer under the Pooling and Servicing Agreement for Home Equity Pass Through Certificates Series 2004-1 dated February 1, 2004 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.

By:  /s/ Scott W. Anderson                      Dated:  March 15, 2005
----------------------------------------
Scott W. Anderson, Senior Vice President




                             Ocwen Federal Bank FSB
           1675 Palm Beach Lakes Boulevard, West Palm Beach, FL 33401
             Mail to: P.O. Box 24737, West Palm Beach, FL 33416-4737